Form 10-K
MORTGAGE ASSET SECURITIES TRANSACTIONS INC MOR PA THR CE SE
filed 2003-03-28
CIK 1213506

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-75724-13


        Mortgage Asset Securities Transactions, Inc.
        Mortgage Pass-Through Certificates
        Series 2002-OP1 Trust

       (Exact name of registrant as specified in its charter)



   New York                                       52-2089286
                                                  52-2089287
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o Wells Fargo Bank Minnesota, N.A.,
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 14(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-1                         1
             Class A-2                         3
             Class CE                          1
             Class M-1                         2
             Class M-2                         3
             Class M-3                         3
             Class M-4                         1
             Class M-5                         1
             Class M-6                         1
             Class P                           1
             Class R-1                         1
             Class R                           1

             Total:                           19


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Option One, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Option One, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Option One, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.



   (b) On January 09, 2003 a report on Form 8-K was filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.


   <F1> Filed herewith.






                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Mortgage Asset Securities Transactions, Inc.
    Mortgage Pass-Through Certificates
    Series 2002-OP1 Trust
    (Registrant)



  Signed:  Option One Mortgage Corporation as Master Servicer


  By:      William L. O'Neill

  By: /s/  William L. O'Neill

  Dated: March 28, 2003

  Sarbanes-Oxley Certification


I, William L. O'Neill, certify to the Mortgage Asset Securitization Transactions, Inc. (the "Depositor"), and its officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Mortgage Asset Securities Transactions, Inc. Mortgage Pass-Through Certificates Series 2002-OP1 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information and the servicing information required to be provided to the Trustee by the Master Servicer under the Pooling and Servicing is included in these reports.

4. I am responsible for reviewing the activities performed by the Master Servicer under the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Master Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. I have disclosed to the Registrant's certified public accountants all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated November 1, 2002 (the "Pooling and Servicing Agreement"), among the Depositor as depositor, Option One Mortgage Corporation as master servicer and Wells Fargo Bank Minnesota, National Association as trustee.


      Date: 3/28/2003


      /s/ William L. O'Neill
      Signature


      Senior Vice President
      Title





  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Ex-99.1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
2020 Main Street
Suite 400
P.O. Box 19630
Irvine, CA 92623-9636
Telephone (949) 437 5200
Facsimile (949) 437 5300

Report of Independent Accountants

To the Board of Directors
of Option One Mortgage Corporation


We have examined management's assertion about Option One Mortgage Corporation's (a wholly-owned subsidiary of Block Financial Corporation) and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended April 30, 2002 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended April 30, 2002 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

July 19, 2002


Ex-99.2(a)

OPTION ONE   (logo)
Mortgage Corporation
Start Here. Finish Here.

www.optiononemortgage.com


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

July 19, 2002

As of and for the year ended April 30, 2002, Option One Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $7,500,000.

/s/ Robert Dubrish
Robert Dubrish, CEO

/s/ William O'Neill
William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199


Ex-99.3 (a)

www.optiononemortgage.com

OPTION ONE
MORTGAGE
Start Here.  Finish Here (logo)


February 14, 2003


MASTR Series 2002-OPT1
Wells Fargo Bank Minnesota, National Association
9062 Old Annapolis Road
MAC-N2702-011
Columbia, MD 21045-1951

Client Manager - MASTR 2002-OPT1
Wells Fargo Bank Minnesota, National Association
P.O. Box 98
Columbia, MD 21046

Glenn McIntyre
Mortgage Asset Securitization Transactions, Inc.
1285 Avenue of the Americas
New York, NY 10019

General Counsel
Radian Insurance Inc.
1601 Market Street
Philadelphia, PA 19103

Transaction Oversight
Financial Security Assurance Inc.
350 Park Avenue
New York, NY 10022

Fitch, Inc.
One State Street Plaza
New York, NY 10004

Moody's Investors Service, Inc.
99 Church Street
New York, NY 10007

Standard & Poor's Rating Services
55 Water Street
New York, NY 10041



Pursuant to Section 3.20 of the Pooling and Servicing Agreement, dated and effective as of November 1, 2002, (the "Agreement") among MORTGAGE ASSET SECURITIZATION TRANSACTIONS, INC. as Depositor, OPTION ONE MORTGAGE CORPORATION as Master Servicer and WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee, I certify that:

1. A review of the activities of the Master Servicer, during the calendar year ended December 31, 2002, and of performance under the aforementioned agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer, has fulfilled all of its obligations under the Agreement during the calendar year ended December 31, 2002, subject to any matters noted in the servicing report provided under Section 3.21 of the Agreement.

/s/ William L. O'Neill
William L. O'Neill
Senior Vice President\Chief Financial Officer
Option One Mortgage Corporation


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199

  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                           990,859.18         4,715,059.38                0.00            422,993,940.62
   A-2                           160,771.33         1,061,030.34                0.00            101,558,969.66
   CE                          2,451,816.24                 0.00                0.00              3,013,231.00
   M-1                            50,823.48                 0.00                0.00             24,106,000.00
   M-2                            54,351.15                 0.00                0.00             19,586,000.00
   M-3                            32,780.48                 0.00                0.00             10,546,000.00
   M-4                            21,994.90                 0.00                0.00              6,026,000.00
   M-5                            20,264.67                 0.00                0.00              4,520,000.00
   M-6                            15,066.67                 0.00                0.00              4,520,000.00
   P                             101,403.79                 0.00                0.00                    100.00
   R-1                                 0.00                 0.00                0.00                      0.00
   R                                   0.00                 0.00                0.00                      0.00